Form 10-K
period 2014-04-30
Emerald Isle Explorations Ltd.
filed 2014-07-29
CIK 1577416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

_____________________________________________________

 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.00001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

On October 31, 2013, the aggregate market value of the Nil common stock held by non-affiliates of the Registrant was approximately $ Nil based on the last trade of the Registrants common stock. On October 31, 2013 the Registrant had 4,000,000 shares of common stock outstanding.

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

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

At July 29, 2014, there were 4,000,000 shares of the Registrant’s common stock, par value $0.00001 per share, outstanding.

EMERALD ISLE EXPLORATION LTD.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Emerald Isle Exploration Ltd. , a Nevada corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Emerald Isle Exploration Ltd. ”, “Emerald Isle Exploration” “we”, “us,” or “our” are to Emerald Isle Exploration Ltd. .

PART I

ITEM 1.	BUSINESS

ORGANIZATION WITHIN THE LAST FIVE YEARS

On November 7, 2012, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

Samuell Eads has served as our President and Chief Executive Officer, Secretary and Treasurer, from November 7, 2012, until the current date. Our board of directors is comprised of one person: Samuell Eads.  We are authorized to issue 75,000,000 shares of common stock, par value $.00001 per share.  4,000,000 common shares of Emerald Isle Exploration Ltd. were issued on November 7, 2012 to the director of the company as founders shares. Imputed interest of $1,230 was recorded as donated capital. As of April 30, 2014, Samuell Eads, our sole officer and director, has loaned us a total of $16,150.   The loans have no term, are interest-free and non-secured.

On December 1, 2012, we entered into an Agreement (the “Purchase Agreement”) with Beowulf Properties Corp. (“Beowulf”), whereby, for a purchase price of $1,000, we purchased two mining claims, Gold Eagle #1 and Gold Eagle #2 (collectively, the “Gold Eagle Mine Property”), located in central Arizona approximately 25 miles east of Prescott, Arizona and two (2) miles northeast from the town of Cherry, Arizona.  We intend to conduct exploratory activities on the claims and if feasible, develop the Gold Eagle Mine Property.

We intend to conduct exploratory activities on the Gold Eagle Mine Property and if feasible, develop the prospects.

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We own one property, Gold Eagle Mine Property.  We are not currently conducting mineral exploration activities on the Gold Eagle Mine Property in order to assess whether it contains any commercially exploitable mineral reserves.  Currently there are no known mineral reserves on the Gold Eagle Mine Property.

Since our inception, we have not earned any revenues to date and our net losses are $22,592 at April 30, 2014. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is from a report prepared by Craig Parkinson, a professional geologist.

While we intend to test for commercially viable reserves of gold, there is the likelihood of our mineral claim containing little or no economic mineralization or reserves of gold and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

We have no current plans, proposals or arrangements, written or otherwise, to seek a business combination with another entity in the near future.

ACQUISITION OF THE GOLDEN EAGLE MINE PROPERTY

On December 1, 2012, we entered into an Agreement (the “Purchase Agreement”) with Beowulf Properties Corp. (“Beowulf”), whereby, for a purchase price of $1,000, we purchased two mining claims, Gold Eagle #1 and Gold Eagle #2 (collectively, the “Gold Eagle Mine Property”), located in central Arizona approximately 25 miles east of Prescott, Arizona and two (2) miles northeast from the town of Cherry, Arizona.  We intend to conduct exploratory activities on the claims and if feasible, develop the Gold Eagle Mine Property.

We intend to conduct exploratory activities on the Gold Eagle Mine Property and if feasible, develop the prospects.

We engaged Craig Parkinson, a qualified geologist to prepare a geological evaluation report on the Gold Eagle Mine Property.  Mr. Parkinson graduated from the University of Nevada, School of Mines (MS Hydrogeology) in 1993, the University of Idaho, College of Mines (MS Mining Geology) in 1984, and Cornell College, Iowa (BS Geology) in 1980. Mr. Parkinson is a professional geologist registered in the State of Arizona (PG #30843).

The work completed by Mr. Parkinson in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Gold Eagle Mine Property, titled “Summary Report on the Gold Eagle Mine Property” prepared by Mr. Parkinson in June 2013.  The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration.  The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.  The description of the Gold Eagle Mine Property provided below is based on Mr. Parkinson’s report.

DESCRIPTION OF PROPERTY

The Gold Eagle Mine Property is located in central Arizona approximately 25 miles east of Prescott, Arizona and two miles northeast from the town of Cherry. (Figure 1) within the Cherry Creek drainage.  Currently there are no known mineral reserves on the Gold Eagle Mine Property. The property is located in the Cherry Creek (Black Hills) Mining District; Yavapai County   Exploration in the area dates to the 1880’s when gold was discovered in the region.  A subsequent `gold rush` occurred.  At the height of exploration and mining activity in the area, approximately 50 properties were being developed and had  some form of gold production.

The Gold Eagle Mine Property consists of two Federal unpatented lode-mining claims that have a total surface area of approximately 41.32 acres.  The property is located in Township 14 North, Range 3 East, Section 15.  The UTM coordinates for the approximate center of the property are Latitude 34.6000243 N by Longitude 112.023212 W on the USGS 1:24,000 scale (1” to 1 mile) map sheet “Cherry” (map MRC 34112E1).  There is good road access to most parts of the property.

The prevailing country rocks are Bradshaw granite, which are locally overlain by Cambrian and Devonian sedimentary rocks and Tertiary lavas. Veins occur in the granite in shear zones. Their filling consists of irregular, lenticular bodies of massive, shiny, white quartz with small amounts of greenish-black tourmaline. The gold-bearing quartz veins are of Precambrian age.

The Gold Eagle Mine is situated at an altitude of approximately 5,400 feet.  An inclined shaft 100 feet deep connects with drifts along a vein striking N.35 degrees east, and dipping 5 to 35 degrees west.  The mine has produced 10-15 cars of mineralized material according to unsubstantiated reports; some was reduced in arrastres and some was shipped.  Historic government reports make reference to a cyanide mill being established at the mine site.

Mineralization is a vein deposit with mineralized material in lenses and pods.  The vein strikes N.35ºE. and dips 5º-35ºW.  Mineralized material control was faulting and shearing.  Mineralized material concentration was oxidation at near surface and no alteration was noted.  An associated rock unit is the informally named Cherry Creek Quartz Diorite.

ACCESSIBILITY

The claims are easily accessed by two-wheel drive vehicles by following all-weather gravel forest service roads from Cherry directly to the mine workings within the center of the property.  A network of secondary gravel roads and trails branch off from the main access road and provide excellent access to most other parts of the property.

Figure 1 –Golden Eagle Mine Property Location Map

PHYSIOGRAPHY, CLIMATE, VEGETATION & INFRASTRUCTURE

The Property is situated on the southwestern facing slope of  the southern end of the Black Hills mountain range.  Elevations within the claim ranges from 5,600 feet at the northwestern area of the property to 4,820 along the southeastern corner of the property.

Most of the country is covered by chaparral, which is especially dense on the southward slopes south of the Cherry Creek basin.  At 5,000 or 5,500 feet elevation, the chaparral gives way to pine forests, which cover the higher part of the ridge.

Slopes within the claim area are gentle to moderate throughout the property.  Vegetation consists mainly of chaparral, wild grass and cactus.  Soil cover is poorly developed and is seldom deeper than 2 feet.  Rock exposures make up about 50% of the Property surface area.

Cherry has four distinct seasons, with mild to somewhat cold winters and warm to hot summers. Highs range from 50°F in January to 89°F in July, but nighttime temperatures are significantly lower due to the high elevation and aridity.

Historical average annual precipitation is 19 inches, with spring and early summer the driest times of the year. Snowfall is typically light and snow cover usually melts away quickly; the average seasonal total is 22 inches, but the median is less than half that.  The largest portion of precipitation falls during the July–August monsoon season.

There is insufficient surface water available within the claim area to support exploration and development.  Water to support exploration would need to be purchased from local well owners.  Should the project advance to the development stage, it is anticipated that water wells would be drilled within the claim area to support this work.

Figure 2 – Golden Eagle Mine Property Project Aerial View

CLAIM INFORMATION AND PROPERTY OWNERSHIP

The Golden Eagle Mine Property is comprised of two federal unpatented (BLM) Lode mineral claims.  The Golden Eagle Mine Property is 100% owned (without any underlying royalties or obligations) by Emerald Isle Exploration Ltd.  Further claim information is provided in the table below:

Claim Name	Twp/Rge/Sec	BLM AMC Number	County Recordation Information	Claim Size

Gold Eagle #1	14N/3E/Sec 15	AMC#406042	Bk-4793 – pg 373	20.66 acres
Gold Eagle #2	14N/3E/Sec 15	AMC#406043	Bk-4793 – pg 374	20.66 acres
Total				41.32 acres

Property boundaries of the federal unpatented mining claims were located using GPS and marked with  2”x2”x5’ wooden stakes in accordance with federal and state regulations and guidelines.

The claim dimensions, of each claim, are recorded as 1,500 feet by 600 feet, the maximum dimensions allowed for lode claims under the General Mining Laws of the United States of America, United States Code (Titles 30 and 43), as amended.   The claims are located within section 15 of T14N, R3E.

The assessment obligations for the claim to the U.S. Department of the Interior – Bureau of Land Management are current for the 2013-2014 year.  A payment to the Bureau of Land Management of $280.00 must be paid on or before September 1 of each year to maintain the two claims underlying the Golden Eagle Mine Property in good standing.

There is no minimum requirement for exploration work expenditures within the project.

PROPERTY HISTORY

In a report titled, “Shipment from the Gold Eagle Mine to Clardale Smelter”  a list of mineralized material shipments obtained from “Mr. and Mrs. Levantrosser” reports 3 cars, or 90 tons from Gold Eagle mine with a net smelter of $3,150.00 (date unknown).  The Company does not know of any other evidence indicating whether any other mining activities have taken place in the Gold Eagle Mine Property.

REGIONAL GEOLOGY

The Golden Eagle Mine Property is within Cherry Mining District, which itself is within the Jerome and Bradshaw Mountains Quadrangles, Yavapai County Arizona.  Regional geology is presented in Figure 3.  The following regional geology description is from the USGS geological report entitled: ORE DEPOSITS OF THE JEROME AND BRADSHAW MOUNTAINS QUADRANGLES, ARIZONA,  by Waldeman Lindgren 1926.

The Cherry Creek district, which contains many gold-bearing veins, occupies the southeast corner of the Jerome quadrangle, where the Black Hills are crossed by the old wagon road from Prescott to Jerome.  In this vicinity the main ridge drops off sharply toward the east with a descent of 2,500 feet in 2 miles.  Cherry Creek breaks across this scarp in an abrupt canyon but in its upper course forms a broad, flat basin at elevations of 5,000 to 5,500 feet.  The mineralized material deposits occur in this basin and also on the steep slope facing the Verde Valley.

The country rock of the deposits is the normal Bradshaw granite, massive and forming large rounded outcrops of a yellowish-white tinge.  This rock occupies a broad area about 10 miles wide, cutting through the Yavapai schist, which forms the greater part of the Black Hills.  On the southeast the Yavapai schist appears again in Cherry Creek canyon.  Toward the south and southeast the granite is covered by Tertiary volcanic flows, which slope southward and occupy much space in the northeast corner of the Bradshaw Mountains quadrangle.   Reid, who visited the district in 1905, before the deeper levels had been opened but while the upper workings were accessible, states that the veins follow shattered or sheared dikes of granite porphyry extending in a northerly direction and dipping west at moderate angles.  A few dikes, he says, dip at low angles to the east or north.  The largest dike is the most easterly one, at the Pfau mine.

Several flat-topped hills in the basin are capped by the Cambrian basal sandstone (Tapeats), thin, lying almost horizontal, and covered by Devonian limestone.  The same Paleozoic beds also cap some of the higher ridges to the north of the basin.

The Cherry Creek quartz veins are worked mainly for gold.  Some production is reported from the district, but the total is not large and is very difficult to estimate.  In 1922 the Monarch mine was being worked on a small scale and the Logan mine was being reopened.  There are five or six small gold mills in the district.  Most of the work appears to have been done about 1907, though the Monarch mine has been worked since 1883.

All the veins are similar in character and are contained in normal massive Bradshaw granite.  They are shear zones, usually 2 to 4 feet wide, with localized of quartz. They strike from north to N. 20° E. and dip as steeply as 40° W.

The quartz is massive and milky white, with a greasy luster, and in at least two of the properties, the Logan and Inspiration, contains little greenish-black streaks and bunches that look like chlorite but proved to contain small prisms of tourmaline.  Probably this mineral will be found in all of the quartz. Free gold is common, usually in visible particles in the massive quartz, but some gold is derived from oxidized sulphides. The ore forms pockets or irregular small shoots.

Figure 3 – Regional Geological Map

Massive irregular sulphide grains are intergrown with the quartz; in places there are also cubes of limonite pseudornorph after pyrite. Chalcopyrite, bornite, sphalerite, and galena were observed in small quantities. The workings are mainly tunnels and inclined shafts. None of the shafts are more than 350 feet deep on the incline. The operations seem to have come to a standstill when the wholly unoxidized mineralized material was reached.

These veins are undoubtedly high-temperature deposits of the quartz tourmaline type. They were formed during pre-Cambrian time, after the intrusion of the granite and long before erosion had planed down the surface on which the Cambrian Tapeats sand-stone was laid down. Remnants of this sandstone are found in the Cherry Creek basin at about the same elevation as some of the veins.

As no veins or any indications of mineralization are observed in this sandstone, the age as well as the physical conditions of vein formation are clearly proved in this district.

Reid states that the water level is found at about 60 feet below the surface, but that complete oxidation extends far below this level. He also comments on the absence of oxidized copper ores from the upper limonitic zone. This is in keeping with the fact that this oxidized zone was developed on the pre-Cambrian peneplain, long before the deposition of the Paleozoic beds. The leaching of copper has been complete in upper levels. In the oxidized zone, which appears to have reached to about 300 feet below the surface, scattered remains of sulphides are seen, with much limonite, abundant solution cavities, and in places many visible specks of native gold. Some of the solution cavities are filled with a secondary mixture of quartz, limonite, and probably also hematite, and on this dark-brown mass small quartz crystals have again been deposited, all during the progress of oxidation. Some of the veins close to Cherry Creek station contained much of this limonite, which was mined as a free-milling gold mineralized material.

PROPERTY GEOLOGY AND MINERALIZATION

The prevailing country rocks are Bradshaw granite, which prevails are  locally overlain by Cambrian and Devonian sedimentary rocks and Tertiary lavas. Veins occur in the granite in shear zones. Their filling consists of irregular, lenticular bodies of massive, shiny, white quartz with small amounts of greenish-black tourmaline. The gold-bearing quartz veins are of Precambrian age.

An inclined shaft 100 feet deep connects with drifts along a vein striking N.35 degrees east, and dipping 5 to 35 degrees west.  The mine has produced 10-15 cars of mineralized material according to unsubstantiated reports; some was reduced in arrastres and some was shipped.

Mineralization is a vein deposit with mineralized material in lenses and pods.  The vein strikes N.35ºE. and dips 5º-35ºW.  Mineralized material control was faulting and shearing.  Mineralized material concentration was oxidation at near surface and no alteration was noted.  An associated rock unit is the informally-named Cherry Creek Quartz Diorite.

Prior to 1934, some mineralized material was shipped from shallow workings on lenticular, steeply eastward-dipping veins on the Quill and Golden Eagle Group.  (Arizona Lode Gold Mines and Gold Mining Bulletin 137 (1934).

A complex structural history exists in the belt that has never been adequately documented.  A major antiform/synform exists north of the property, the axial plane trending east-west with felsic and meta-sedimentary horizons at the core and mafic volcanic horizons on the periphery.  Numerous minor north-south trending faults are interpreted to offset felsic tuff and meta-sedimentary horizons.  Late Riedel shears appear to develop locally along lithologic contacts and within chemical precipitate horizons creating en-echelon quartz veining and depositing gold.

PRESENT PROPERTY CONDITION

The Eagle Creek Mine Property has no plant and equipment, infrastructure or other facilities, and there is currently no exploration of the Eagle Creek Mine Property.  We have not made any exploration expenditures on the Eagle Creek Mine Property.   We expect to incur $49,200 of exploration costs to complete Phases 1 and 2 of our Plan of Operation, with Phase 3 being positive areas of the Eagle Creek Mine Property being diamond drill tested.  There is no source of power or water on the Eagle Creek Mine Property that can be utilized.

EXPLORATION POTENTIAL

The Gold Eagle Mine Project will explore for gold bearing quartz veins developed by adits and shafts to a relatively shallow depth.  The adits (horizontal drifts) are interconnected with the shafts.

Modern exploration techniques and mineralization theories should be implemented to test the down-dip strike extensions of the known mineralization as well as test for a larger body of mineralization that is thought to be the source for the numerous mineral occurances within the project area.

It is therefore recommended that the following steps be carried out to further test the mineralization within the property:

1.	Emplace a survey control grid with a GPS surveyed base line over the entire property;

2.	A Phase I exploration program consisting of reconnaissance-scale geological mapping and rock sampling in the vicinity of the existing underground workings should be carried out. The objective of this work is to confirm previously reported mineralization as well as it’s geological controls;

3.	A Phase II program of further geological mapping and rock sampling with the objective of defining diamond (core) drill targets; and

4.	A Phase III program of diamond (core) drilling should be carried out to test the mineralized targets identified during the previous two phases of exploration.

A table detailing the costs of the Phase I exploration program is as follows:

PHASE I

Personnel:
Project Geologist	4 days @ $800.00	$3,200.00

Field Assistant	4 days @ $400.00	1,600.00

Field Costs:
Field Camp and Supplies	8 man/days @ $100.00/man/day (including camp rental, GPS rental, food, prospecting and sampling equipment, first aid and chain saw)	800.00
Field Communications	Long Distance charges Motorola 2 way field radios	100.00
Survey Consumables	Sample bags, survey flagging, pickets etc.	200.00
Transportation:
Truck Rental	4 days @ $200.00/day (including fuel)	800.00
Analytical:
Rock Samples	20 samples @ $50.00/sample (Au+32 element ICP)	1,000.00
Office & Engineering:
Report Writing (Memo form)	based on results of Phase I exploration program	1,200.00
Drafting/Cartography	(including field base map and all final maps detailing geological mapping, sample locations and results, location of old workings and compilation of results from previous work on property)	300.00
Total estimate cost of the Phase I exploration program	$9,200.00

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

Phase 2 steps would be as follows:

-	mobilize the geological contractor to the property within 30 days of completing the Phase I exploration program which will be approximately 7 months from terminationof our public offering; and

-	we will require approximately one month to complete the exploration work, rock analysis and summary report of our findings

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

CONDITIONS TO RETAIN TITLE TO THE CLAIM

A payment to the Bureau of Land Management of $280.00 must be paid on or before September 1 of each year to maintain the two claims underlying the Gold Eagle Mine Property in good standing.  No other permits are required for us to perform the exploration activities on the Eagle Creek Mine Property.

COMPETITIVE CONDITIONS

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very early stage mineral exploration company and a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

GOVERNMENT APPROVALS AND RECOMMENDATIONS

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals of the State of Arizona and the United States.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We currently have no costs to comply with environmental laws concerning our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all work undertaken which causes sufficient surface disturbance to necessitate reclamation work. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to a natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused, i.e. refilling trenches after sampling or cleaning up fuel spills. Our initial programs do not require any reclamation or remediation other than minor clean up and removal of supplies because of minimal disturbance to the ground. The amount of these costs is not known at this time as we do not know the extent of the exploration program we will undertake, beyond completion of the recommended three phases described in the chart below. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a potentially economic deposit is discovered.

EMPLOYEES

We currently have no employees other than our sole officer and director. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

OUR EXECUTIVE OFFICES

Our executive offices are located at 1218 Purtov Street, Kodiak, Alaska 99615.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s mineral claim is not the subject of any pending legal proceedings.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our current business address is 1218 Purtov Street Kodiak, Alaska 99615.

Our office space has been provided by Mr. Eads at no cost.

We currently operate out of the residence of our President, Samuell Eads, and will not pay any rent to Mr. Eads until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

MARKET INFORMATION

ADMISSION TO QUOTATION ON THE OTC BULLETIN BOARD

We intend to have our common stock be quoted on the OTC Bulletin Board. If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(1) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all. We may not now and it may never qualify for quotation on the OTC Bulletin Board.

TRANSFER AGENT

Our transfer agent is West Coast Stock Transfer, Inc., whose address is 721 N. Vulcan Ave., Ste. 205, Encinitas, California 92024, and whose telephone number is (619) 664-4780.

HOLDERS

As of April 30, 2014, the Company had 4,000,000 shares of our common stock issued and outstanding held by 1 holder of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends. See the Risk Factor entitled, “Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.”

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans. We may in the future adopt a stock option plan as our mineral exploration activities progress.

RECENT SALES OF UNREGISTERED SECURITIES

On March 20, 2014, the company entered into an agreement to sell 1,000,000 common shares for total proceeds of $35,000. The shares have yet to be issued and are carried as common stock payable as of April 30, 2014

As of April 30, 2014, Emerald Isle Exploration Ltd. has issued 4,000,000 common shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended April 30, 2014.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

On November 7, 2012, the Company was incorporated under the laws of the State of Nevada. We are engaged in the business of acquisition, exploration and development of natural resource properties.

Certain statements contained in this 10K, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

Our plan of operation for the twelve months following April 30, 2014 is to complete the first and second phases of the exploration program on our prospects. In addition to the $9,200 we anticipate spending for the first phase and the $40,000 for the second phase of the exploration program as outlined below, we anticipate spending an additional $12,505 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $61,705. We will experience a shortage of funds prior to funding and we may utilize funds from our president, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

During the next twelve months we plan to commence our exploration program, consisting of the following 3 Phases to be carried out to test for gold within the project:

PHASE I - (Control grid emplacement, geological mapping, rock sampling and analysis)

Phase I of our exploration program would consist of survey control grid emplacement, detailed geological mapping, rock sampling and analysis in the vicinity of the known underground mine workings.  The estimated cost of this program is $9,200.

Phase 1 steps would be as follows:

-	mobilize the geological contractor to the property within 30 days of completing our public offering and money being available to company;

-	we will require approximately 4 weeks to complete the exploration work, rock analysis and summary report of our findings.

Based on positive results from the Phase I program a Phase 2 exploration program could be planned.

PHASE 2 – (Geological mapping, rock sampling and analysis)

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

PHASE 3 – (Diamond Drilling)

Upon the completion of Phase 2, and based on positive results, a second larger diamond drill program would be initiated to provide additional information.  This would consist of approximately 1,600 feet of diamond drilling.  The estimated cost of the Phase 2 program is $200,000

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

To meet our need for cash we are attempting to raise money.  We cannot guarantee that we will be able to raise enough money to stay in business and complete all 3 Phases of our planned exploration program.  Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section.   In the event that the proceeds raised are insufficient to start exploring, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.  If we do not raise all of the money we need to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.  If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  Other than as described in this paragraph, we have no other financing plans.

The above program costs are management’s estimates based upon the recommendations of the consulting geologist’s report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase 1 of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase 2 of our exploration program. Management will rely on the consulting geologist’s recommendations in making a decision to proceed with Phase 2. Subject to the results of Phase 1, we anticipate commencing with Phase 2 in the winter of 2014.  We will require additional funding to commence with Phase 1 work on the prospects; we have no current plans on how to raise the additional funding. We cannot provide any assurance that we will be able to raise sufficient funds to proceed with any work after the first phase of the exploration program.

On December 1, 2012, we entered into an Agreement (the “Purchase Agreement”) with Beowulf Properties Corp. (“Beowulf”), whereby, for a purchase price of $1,000, we purchased two mining claims, Gold Eagle #1 and Gold Eagle #2 (collectively, the “Gold Eagle Mine Property”), located in central Arizona approximately 25 miles east of Prescott, Arizona and two (2) miles northeast from the town of Cherry, Arizona.  We intend to conduct exploratory activities on the claims and if feasible, develop the Gold Eagle Mine Property.

We anticipate completing Phases 1 and 2 of our Plan of Operation, subject to our ability to raise sufficient funds to complete Phases 1 and 2, and depending on the results of Phases 1 and 2, commencement of drilling of any significant targets generated during Phase 2 work.

BUDGET

ACCOUNTING AND AUDIT PLAN

We intend to continue to have our President prepare our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor. Our independent auditor is expected to charge us approximately $1,500 to review our quarterly financial statements and approximately $3,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $11,000 to pay for our accounting and audit requirements.

SEC FILING PLAN

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $10,000 for legal costs in connection with our three quarterly filings, annual filing, and costs associated with filing the registration statement to register our common stock.

RESULTS OF OPERATIONS

We have had no operating revenues since our inception on November 7, 2012, through April 30, 2014. Our activities have been financed from loans of $16,150 from our sole officer and directors. 4,000,000 common shares of Emerald Isle Exploration Ltd. were issued on November 7, 2012 to the director of the company as founders shares. Imputed interest of $1,230 was recorded as donated capital. On March 20, 2014, the company entered into an agreement to sell 1,000,000 common shares for total proceeds of $35,000. The shares have yet to be issued and are carried as common stock payable as of April 30, 2014.

The Year Ended April 30, 2014

For the year ended April 30, 2014, we incurred operating costs of $14,523, consisting of $11,210 in legal and accounting fees, $645 of general and administrative expenses, consulting services of $1,000 and office supplies $438 .  Our net loss at April 30, 2013 was $8,609, consisting of $7,000 in legal and accounting fees, $69 of general and administrative expenses, impairment of mineral claims of $1,000.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2014, we had a cash balance of $29,788 (2013:$7,931). Our working capital as of April 30, 2014 was $13,638. Our expenditures over the next 12 months are expected to be approximately $64,113 consisting of approximately $9,200 for the work program under our plan of operation, and approximately $12,505 on general and administration expenses including fees payable in connection with the filing of our registration statement and complying with reporting obligations, and general administrative costs.

Based on our current cash position, we will be able to maintain minimal existence, paying for state annual report fees, permits fees to the Bureau of Land Management and other incidental costs of existence for approximately 12 months, assuming we do not raise additional funding. We believe our current cash and net working capital balance is only sufficient to cover our expenses for filing required quarterly and annual reports with the Securities and Exchange Commission and our status as a corporation in the State of Nevada for the next 12 months. We must raise approximately $64,113 to complete our plan of operation for the next 12 months. Additional funding will likely come from equity financing from the sale of our common stock, if we are able to sell such stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration activities. In the absence of such financing, our business will fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the Gold Eagle Mine Property and our business will fail.

GOING CONCERN CONSIDERATION

We have not generated any revenues since inception. As of April 30, 2014, the Company had accumulated losses of $22,592 . Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is April 30.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2014 and April 30, 2013.

Exploration Stage Entity

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

IMPUTED INTEREST

The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum.  Interest expense for the year ended April 30, 2014 was $1,230 (April 30, 2013: $0)

INCOME TAXES

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

LOSS PER COMMON SHARE

The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2014 and 2013 there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2014 and 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

April 30, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Emerald Isle Exploration LTD. (An Exploration Stage Company)

Reno, NV

We have audited the accompanying balance sheets of Emerald Isle Exploration LTD. (An Exploration Stage Company) as of April 30, 2014 and 2013 and the related statements of operations, stockholders’ deficiency and cash flows for the year ended April 30, 2014 and for the period from November 7, 2012 (inception) through April 30, 2014 and 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Isle Exploration LTD. (An Exploration Stage Company) as of April 30, 2014 and 2013 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

July 29, 2014

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Balance Sheets

April 30, 2014 and 2013

	April 30, 2014	April 30, 2013

ASSETS

Current Assets
Cash	$29,788	$7,931
Total Current Assets	29,788	7,931

Mining Claims, net of impairment	—	—
Total Assets	$29,788	$7,931

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to Directors	$16,150	$16,000
Total Liabilities	16,150	16,000
Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 4,000,000 and 4,000,000 shares issued and outstanding at April 30, 2014 and 2013)	40	40
Additional paid-in capital	1,190	(40)
Stock payable	35,000	—
Deficit accumulated during the exploration stage	(22,592)	(8,069)

Total Stockholders’ Equity (Deficit)	13,638	(8,069)

Total Liabilities and Stockholders’ Equity (Deficit)	$29,788	$7,931

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statements of Operations

For the Years Ended April 30, 2014 and

For the Period from Inception (November 7, 2012) to April 30, 2013 and 2014

	Year Ended April 30, 2014	Inception (November 7, 2012) to April 30, 2013	Inception (November 7, 2012) to April 30, 2014

Revenue	$—	$—	$—
Cost of Goods Sold	$—	$—	$—
Gross Profit	$—	$—	$—
Operating Expenses
Legal and accounting	$11,210	$7,000	$18,210
Consulting Services	1,000	—	1,000
General and administrative	645	69	714
Office Supplies	438	—	438
Impairment of Mineral Claims	—	1,000	1,000
Total Operating Expenses	13,293	8,069	21,362
Imputed Interest	1,230	—	1,230
Net Loss	$(14,523)	$(8,069)	$(22,592)
Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statements of Cash Flows

For the Years Ended April 30, 2014 and

For the Period from Inception (November 7, 2012) to April 30, 2013 and 2014

	Year Ended April 30, 2014	Inception (November 7, 2012) to April 30, 2013	Inception (November 7, 2012) to April 30, 2014

Operating Activities
Net loss	$(14,523)	$(8,069)	$(22,592)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	—	1,000	1,000
Imputed interest	1,230	—	1,230

Net Cash Used by Operating Activities	(13,293)	(7,069)	(20,362)

Investing Activities

Purchase of mining claims	—	(1,000)	(1,000)
Net cash used by investing activities	—	(1,000)	(1,000)
Financing Activities
Borrowing on debt-related party	250	16,000	16,250
Principal payments on debt-related party	(100)	—	(100)
Proceeds from sale of stock	35,000	—	35,000
Net cash provided by financing	35,150	16,000	51,150
Increase in Cash	21,857	7,931	29,788

Cash - Beginning of Period	7,931	—	—

Cash - End of Period	$29,788	$7,931	$29,788

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for :
Interest	$—	$—	$—
Income taxes	$—	$—	$—

Non-cash Activities
Issuance of common stock to founder	$—	$—	$40

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Deficit

From Inception, November 7, 2012 to April 30, 2014

					Deficit Accumulated
	Common Stock		Additional Paid-in	Common Stock	During the Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total

Balance at November 7, 2012	—	$—	$—	$—	$—	$—

Issuance of common stock to founders	4,000,000	40	(40)	—	—	—
Net loss	—	—	—	—	(8,069)	(8,069)
Balances at April 30, 2013	4,000,000	40	(40)	—	(8,069)	(8,069)
Common Stock Subscribed	—	—	—	35,000	—	35,000
Imputed interest	—	—	1,230	—	—	1,230
Net loss	—	—	—	—	(14,523)	(14,523)
Balances at April 30, 2014	4,000,000	$40	$1,190	$35,000	$(22,592)	$(13,638)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 1 – NATURE OF OPERATIONS

DESCRIPTION OF BUSINESS AND HISTORY

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Emerald Isle Exploration Ltd. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Emerald Isle Exploration Ltd. be unable to continue as a going concern.  As at April 30, 2014 Emerald Isle Exploration Ltd. has a working capital deficiency, has not generated revenues and has accumulated losses of $22,592 since inception.  The continuation of Emerald Isle Exploration Ltd. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Emerald Isle Exploration Ltd. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Emerald Isle Exploration Ltd.’ ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at April 30, 2014 or 2013.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum.  Interest expense for the year ended April 30, 2014 was $1,230 (April 30, 2013: $0)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of April 30, 2014 and 2013 there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of April 30, 2014 and 2013. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2013, FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

The Company currently has net operating loss carryforwards aggregating $20,362 (2013: $7,069), which expire through 2033. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of April 31, 2014 and April 30, 2013:

	April 30, 2014	April 30, 2013
Deferred tax assets	$7,127	$2,474
Valuation allowance for deferred tax assets	(7,127)	(2,474)
Net deferred tax assets	$—	$—

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

•	Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
F-9

NOTE 4 – FAIR VALUE MEASUREMENTS - Continued

•	Level 3	Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and July include the Company's own data.)

The following presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of April 30, 2014 and April 30, 2013:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of April 30, 2014, the director has advanced a total of $16,150 (2013: $16,000). These advanced funds are due on demand and have no stated interest rate. Imputed interest of $1,230 was recorded during the fiscal year ended April 30, 2014.

NOTE 6 - COMMON STOCK

4,000,000 common shares of Emerald Isle Exploration Ltd. were issued on November 7, 2012 to the director of the company as founders shares. Imputed interest of $1,230 was recorded as donated capital.

On March 20, 2014, the company entered into an agreement to sell 1,000,000 common shares for total proceeds of $35,000. The shares have yet to be issued and are carried as common stock payable as of April 30, 2014

As of April 30, 2014, Emerald Isle Exploration Ltd. has issued 4,000,000 common shares.

NOTE 7 – MINING CLAIM

On December 1, 2012, we entered into an Agreement with Beowulf Properties Corp. whereby, for a purchase price of $1,000, we purchased two mining claims, Gold Eagle #1 and Gold Creek #2 (collectively, the “Gold Eagle Mine Property”), located in central Arizona approximately 25 miles east of Prescott, Arizona and two (2) miles northeast from the town of Cherry, Arizona. We intend to conduct exploratory activities on the claims and if feasible, develop the Gold Eagle Mine Property.

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Notes to the Financial Statements

NOTE 7 – MINING CLAIM - Continued

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

Property boundaries of the federal unpatented mining claim is located using GPS and marked with a 2”x2”x5’ wooden stake in accordance with federal and state regulations and guidelines.

The claim dimensions, of each claim, is recorded as 1,500 feet by 600 feet, the maximum dimensions allowed for lode claims under the General Mining Laws of the United States of America, United States Code (Titles 30 and 43), as amended. The claims are located within section 15 of T14N, R3E.

The assessment obligations for the claim to the U.S. Department of the Interior – Bureau of Land Management are current for the 2012-2013 year. A payment to the BLM of $280.00 must be paid on or before September 1 of each year to maintain the two claims in good standing.

There is no minimum requirement for exploration work expenditures within the project.

The Company has recognized an impairment loss of $1,000 for the Property during the year ended April 30, 2013.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of April 30, 2014.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s President, who is also our principal accounting officer and principal financial officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

-	Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Samuell Eads, our President, who is also our principal accounting officer and principal financial officer, Mr. Eads concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President in connection with the review of our financial statements as of April 30, 2014.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended April 30, 2014 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of April 30, 2014 are as follows:

Name	Age	Positions

Samuell Eads	42	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

SAMUELL EADS

Samuell Eads has served as our President, Secretary, Treasurer and a Director since November 7, 2012.  Beginning in 2008, Mr. Eads began investing in the mining and exploration field and became part owner of a California Gold Inc., a private gold mining company operating in the Valdez Basin of Alaska. From 2005 until the present time, Mr. Eads has owned and managed two rental properties, including a fourplex and a single family home.  From 2001 until the present time, Mr. Eads has owned a commercial carpet cleaning business in Kodiak, Alaska. From 1996 until the present time, Mr. Eads has been a commercial fisherman, primarily fishing on the Bering Sea. From 1990 until 1996, Mr. Eads served in the US Marine Corp. and obtained the rank of Sergeant.  Mr. Eads’s entrepreneurial experience and his desire to form our Company led to our conclusion that he should be serving as a member of our board of directors in light of our business and structure.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of not less than one and not more than 13 members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to its sole director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules.  Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended April 30, 2014, our executive officers, directors and greater-than-ten percent stockholders did not comply with Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended April 30, 2014 and 2013:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended April 30, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation	Compensation($)	Total($)
Samuell Eads (1)	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1) Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director November 7, 2012.

None of our directors have received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any of its officers and directors.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of April 30, 2014:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Samuell Eads (1)	0	0	0	0	0	0	0

(1) Appointed President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director November 7, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of April 30, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,000,000 shares of our common stock issued and outstanding as of April 30, 2014.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner	Owned Beneficially	Class Owned

Common Stock:	Samuell Eads, President, Secretary, and Director (1) (2) (3)	4,000,000	100%

All executive officers and directors as a group		4,000,000	100%

(1) The percentage below are based on 4,000,000 shares of our common stock issued and outstanding as of the date of this 10K.

(2) c/o Emerald Isle Exploration Ltd., 1218 Purtov Street, Kodiak, Alaska 99615.

(3) Appointed President, Secretary, Treasurer and Director November 7, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended April 30, 2014 and 2013, the total fees charged to the Company for audit services, including quarterly reviews were $3,000 and $1,500, and for tax services and other services were $0 and $0, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-189630), filed with the Securities and Exchange Commission on June 27, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD ISLE EXPLORATION LTD.
(Name of Registrant)

Date: June 29, 2014	By:	/s/Samuell Eads
		Name:	Samuell Eads
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Form S-1 (File No. 333-189630), filed with the Securities and Exchange Commission on June 27, 2013.

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.