Form 10-Q
period 2014-07-31
Emerald Isle Explorations Ltd.
filed 2014-09-12
CIK 1577416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File No. 333-189630

EMERALD ISLE EXPLORATION LTD.

(Exact name of registrant as specified in its charter)

Nevada	90-0961033
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3520 Woodland Drive

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

As of September 09, 2014, there were 4,000,000 shares of common stock, $0.00001 par value per share, outstanding.

1

EMERALD ISLE EXPLORATION LTD.

(An Exploration Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 31, 2014

INDEX

Index		Page

Part I. Financial Information

Item 1.	Financial Statements.	4

	Balance Sheets as of July 31, 2014 (Unaudited) and April 30, 2014.	F-1

	Statement of Operations for the three month period ended July 31, 2014 and 2013, and the period from inception (November 7, 2012) to July 31, 2014 (unaudited)	F-2

	Statements of Cash Flows for the three month period ended July 31, 2014 and 2013, and for the period from inception (November 7, 2012) to July 31, 2014 (unaudited).	F-3
	Statement of Changes in Stockholder’s Equity (Deficit) from Inception (November 7, 2012) to July 31, 2014 (unaudited)	F-4
	Notes to Financial Statements (unaudited).	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures.	10

Part II. Other Information

Item 1.	Legal Proceedings.	10

Item 1A.	Risk Factors.	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3.	Defaults Upon Senior Securities.	10

Item 4.	Mine Safety Disclosures.	11

Item 5.	Other Information.	11

Item 6.	Exhibits.	11

Signatures		12

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

PART I. FINANCIAL INFORMATION

FINANCIAL STATEMENTS

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

July 31, 2014

(unaudited)

Index

Balance Sheets as at July 31, 2014 and April 30, 2014	F-1

Statements of Operations for the three month period ended July 31, 2014 and 2013 and the period from inception (November 7, 2012) through July 31, 2014	F-2

Statements of Cash Flows for the three month period ended July 31, 2014 and 2013 and the period from inception (November 7, 2012) through July 31, 2014	F-3

Statement of Changes in Stockholders’ Deficit from inception on November 7, 2012) through July 31, 2014	F-4

Notes to the Financial Statements	F-5

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Balance Sheets

July 31, 2014 and April 30, 2014

(unaudited)

	July 31, 2014	April 30, 2014

ASSETS

Current Assets
Cash	$27,243	$29,788
Total Current Assets	27,243	29,788

Total Assets	$27,243	$29,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts Payable	$1,902	$—

Due to Directors	16,150	16,150

Total Liabilities	18,052	16,150

Stockholders’ Equity (Deficit)

Common Stock (75,000,000 shares authorized, par value 0.00001, 4,000,000 shares issued and outstanding at January 31, 2014 and April 30, 2013)	40	40

Additional paid-in capital	1,512	1,190

Stock Payable	35,000	35,000

Deficit accumulated during the exploration stage	(27,361)	(22,592)

Total Stockholders’ Equity (Deficit)	9,191	13,638

Total Liabilities and Stockholders’ Equity (Deficit)	$27,243	$29,788

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statements of Operations

For the three month period ended July 31, 2014 and 2013

and for the period from inception (November 7, 2012) to July 31, 2014

(unaudited)

	Three Month Period Ended July 31, 2014	Three Month Period Ended July 31, 2013	Inception November 7, 2012 to July 31, 2014

Revenue	$—	$—	$—
Cost of Goods Sold	$—	$—	$—
Gross Profit	$—	$—	$—
Operating Expenses

Legal and accounting	$2,500	$1,250	$20,710

Consulting Services	—	1,000	1,000

General and administrative	1,947	46	2,661

Office Supplies	—	113	438

Impairment of Mineral Claims	—	—	1,000
Total Operating Expenses	4,447	2,409	25,809
Imputed Interest	322	283	1,552
Net Loss	$(4,769)	$(2,692)	$(27,361)

Net Loss Per Common Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	4,000,000	4,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statements of Cash Flows

For the three month period ended July 31, 2014 and 2013

and for the period from inception (November 7, 2012) to July 31, 2014

(unaudited)

	Three Month Period Ended July 31, 2014	Three Month Period Ended July 31, 2013	Inception (November 7, 2012) to July 31, 2014

Operating Activities
Net loss	$(4,769)	$(2,692)	$(27,361)

Adjustments to reconcile net loss to cash used in operating activities:
Impairment of mineral claims	—	—	1,000
Imputed interest	322	283	1,552
Changes in Operating Assets and Liabilities:

Accounts payable	1,902	—	1,902

Net Cash Provided by (used by) Operating Activities	(2,545)	(2,409)	(22,907)

Investing Activities

Purchase of mining claims	—	—	(1,000)
Net cash used by investing activities	—	—	(1,000)

Financing Activities
Borrowing on debt-related party	—	—	16,250
Repayment on debt related party	—	—	(100)
Proceeds from sale of stock	—	—	35,000
Net cash (used in) provided by financing activities	—	—	51,150
Increase (Decrease) in Cash	(2,545)	(2,409)	27,243

Cash - Beginning of Period	29,788	7,931	—

Cash - End of Period	$27,243	$5,522	$27,243

Supplemental Disclosure of Cash Flow Information Cash paid during the period for:
Interest	—	—	—
Income taxes	—		—
Non-cash Activities
Issuance of common stock to founder	—	$—	$40

(The Accompanying Notes are an Integral Part of These Financial Statements)

Emerald Isle Exploration Ltd.

(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From Inception, November 7, 2012 to July 31, 2014

(unaudited)

	Common Stock		Additional Paid-in	Common Stock	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Subscribed	Stage	Total
Balance at November 7, 2012	—	$—	$—	$—	$—	$—

Issuance of common stock to founders	4,000,000	40	(40)	—	—	—
Net loss	—	—	—	—	(8,069)	(8,069)
Balances at April 30, 2013	4,000,000	40	(40)	—	(8,069)	(8,069)
Common Stock Subscribed	—	—	—	35,000	—	35,000
Imputed interest	—	—	1,230	—	—	1,230
Net loss	—	—	—	—	(14,523)	(14,523)
Balances at April 30, 2014	4,000,000	$40	$1,190	$35,000	$(22,592)	$13,638
Common Stock Subscribed	—	—	—	—	—	—
Imputed interest	—	—	322	—	—	322
Net loss	—	—	—	—	(4,769)	(4,769)
Balances at July 31, 2014	4,000,000	$40	$1,512	$35,000	$(27,361)	$9,191

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

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Emerald Isle Exploration Ltd. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Emerald Isle Exploration Ltd. be unable to continue as a going concern.  As at July 31, 2014 Emerald Isle Exploration Ltd. has a working capital deficiency, has not generated revenues and has accumulated losses of $27,361 since inception.  The continuation of Emerald Isle Exploration Ltd. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Emerald Isle Exploration Ltd. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Emerald Isle Exploration Ltd.’s ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July 31, 2014 or April 30, 2014.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum.  Interest expense for the three months ended July 31, 2014 was $322 (April 30, 2014: $1,230)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July 31, 2014 and April 30, 2014 there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July 31, 2014 and April 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

The Company currently has net operating loss carryforwards aggregating $24,809 (2014: $20,362), which expire through 2033. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of July 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Deferred tax assets	$8,683	$7,127
Valuation allowance for deferred tax assets	(8,683)	(7,127)
Net deferred tax assets	$—	$—

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

The following presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis as of July 31, 2014 and April 30, 2014:

Level 1: None

Level 2: None

Level 3: None

Total Gain (Losses): None

NOTE 5 - RELATED PARTY TRANSACTIONS

A director has advanced funds to us for our legal, audit, filing fees, general office administration and cash needs. As of July 31, 2014, the director has advanced a total of $16,150 (2014: $16,150). These advanced funds are due on demand and have no stated interest rate. Imputed interest of $322 was recorded during the period ended July 31, 2014.

NOTE 6 - COMMON STOCK

4,000,000 common shares of Emerald Isle Exploration Ltd. were issued on November 7, 2012 to the director of the Company as founders shares. Imputed interest of $1,552 was recorded as donated capital.

On March 20, 2014, the Company entered into an agreement to sell 1,000,000 common shares for total proceeds of $35,000. The shares have yet to be issued and are carried as common stock payable as of July 31, 2014.

As of July 31, 2014, Emerald Isle Exploration Ltd. has 4,000,000 common shares issued and outstanding.

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

The assessment obligations for the claim to the U.S. Department of the Interior – Bureau of Land Management are current for the 2014-2015 year. A payment to the BLM of $280.00 must be paid on or before September 1 of each year to maintain the two claims in good standing.

There is no minimum requirement for exploration work expenditures within the project.

The Company has recognized an impairment loss of $1,000 for the Property during the year ended April 30, 2013.

NOTE 8 – SUBSEQUENT EVENTS

The Company had no reportable subsequent events after July 31, 2014 through the date the financial statements were issued.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Emerald Isle Exploration Ltd., a Nevada corporation (the “Company”), and exploration-stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the April 30, 2014 audited financial statements and related notes included in the Company’s Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on July 29, 2014.  Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

The Company was incorporated in the State of Nevada on November 7, 2012 and established a fiscal year end of April 30. It is an exploration-stage company.

Going Concern

GOING CONCERN - These financial statements have been prepared on a going concern basis, which implies Emerald Isle Exploration Ltd. will continue to meet its obligations and continue its operations for the next fiscal year.  Realization value may be substantially different from carrying values as shown and these financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Emerald Isle Exploration Ltd be unable to continue as a going concern.  For the three months period ended July, 31, 2014 Emerald Isle Exploration Ltd. has a working capital deficiency, has not generated revenues and has accumulated losses of $4,769. Our net loss from November 7, 2012 (inception) to July, 31, 2014 was $27,361  The continuation of Emerald Isle Exploration Ltd. as a going concern is dependent upon the continued financial support from its shareholders, the ability of Emerald Isle Exploration Ltd. to obtain necessary equity financing to continue operations, and the attainment of profitable operations.  These factors raise substantial doubt regarding the Emerald Isle Exploration Ltd. ability to continue as a going concern.

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

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at July, 31, 2014 or April 30, 2014.

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

IMPUTED INTEREST – The Company calculates imputed interest expense at an interest rate of 8% (2013: 8%) per annum.  Interest expense for the three months ended July, 31, 2014 was $322 (April 30, 2014: $1,230)

INCOME TAXES - The Company accounts for income taxes under the provisions issued by the FASB which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company computes tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The Company currently has net operating loss carryforwards aggregating $24,809 (2014: $20,362), which expire through 2033. The deferred tax asset related to the carryforwards has been fully reserved.

The Company has deferred income tax assets, which have been fully reserved, as follows as of July, 31, 2014 and April 30, 2014:

	July 31, 2014	April 30, 2014
Deferred tax assets	$8,683	$7,127
Valuation allowance for deferred tax assets	(8,683)	(7,127)
Net deferred tax assets	$—	$—

LOSS PER COMMON SHARE - The Company reports net loss per share in accordance with provisions of the FASB.  The provisions require dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents. Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. As of July, 31, 2014 and April 30, 2014 there were no common stock equivalents outstanding.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Pursuant to ASC No. 820, “Fair Value Measurements and Disclosures”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of July, 31, 2014 and April 30, 2014. The Company’s financial instruments consist of cash.  The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the short-term nature of these financial instruments.

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

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

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

PLAN OF OPERATION

During the next twelve months we plan to spend funds from our working capital balance as follows:

(1)	Costs related to legal fees related to the ongoing operations of the Company.

(2)	Costs related to the examination of potential property acquisitions.

(3)	Costs of acquiring mineral properties.

(4)	Costs related to trenching and surface sampling.

(5)	Costs related to analyzing mineral claims.

(6)	Salaries to be paid to officers of the corporation.

(7)	Costs for accounting and auditing services.

(8)	Costs of stationary, mail, telephone & other office supplies.

(9)	Our exploration program would consist of the following 3 Phases to be carried out to test for gold mineralization within the project.

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

At this point completion of the drilling would be approximately 19 months after completing our public offering. Emerald Isle Exploration Ltd. relied on the expert opinion and recommendations of Mr. Craig Parkinson, Professional Geologist registered in the State of Arizona (PG #30843) and whose Consent has been filed as an exhibit to S-1. Mr. Michael Parkinson, prepared a technical report entitled “Summary Report on the Gold Eagle Mine Property” (the “Technical Report”). We have consulted with Mr. Parkinson from time to time and believe our estimates are reasonable in light of Mr. Parkinson’s expertise.

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

Results of Operations

For the Three Month Period Ended July 31, 2014 and July 31, 2013 and the period from inception (November 7, 2012) to July, 31, 2014.

We recorded no revenues for the three months and nine months ended January 31, 2014.  From the period of November 7, 2012 (inception) to January 31, 2014, we recorded no revenues.

For the three months ending July 31, 2014, we incurred expenses of $4,769, consisting of legal and accounting services of $2,500, general, administrative expenses of $1,947, and imputed interest expense of $322.  Our net loss for the three months ending July 31, 2013 was $2,692.

For the period from inception (November 7, 2012) to July 31, 2014, we incurred expenses of $25,809.  Our net loss for the three months ending July 31, 2014 was $4,769, and our net loss for the period from inception (November 7, 2012) to July 31, 2014 was $27,361.

Liquidity and Capital Resources

Our cash balance at July 31, 2014 was $27,243 with $18,052 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $61,705. If we experience a  shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us. Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

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

EMERALD ISLE EXPLORATION LTD.
(Name of Registrant)

Date: September 12, 2014	By:	/s/ Samuell Eads
Name: Samuell Eads
Title: President, Chief Executive Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer, and principal accounting officer)